Form 10-Q
period 1996-03-31
FINANCIAL BANCSHARES INC
filed 1996-05-15
CIK 356950

FORM 10-Q


                    SECURITIES AND EXCHANGE COMMISSION

                           Washington, DC 20549

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                  of the Securities Exchange Act of 1934


For Quarter Ended March 31, 1996          Commission File Number 33-33940



                        FINANCIAL BANCSHARES, INC.
          ------------------------------------------------------
          (Exact name of registrant as specified in its charter)


                 Missouri                           43-1251071
      -------------------------------       -------------------------
      (State or other Jurisdiction of          (I.R.S. Employer
       incorporation or organization)        identification number)


           3805 South Broadway, St. Louis, Missouri 63118-4607
       ------------------------------------------------------------
        (Address of principal executive office including Zip Code)



     Registrant's telephone number, including area code 314-664-6250




          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                     YES    X             NO

          Indicate the number of shares outstanding of each of the issuer's
     classes of common stock - as of March 31, 1996    684,377    shares of
     common stock par value $  .01   per share.


This document constitutes part of a prospectus covering securities that have been registered under the Securities Act of 1933.

Part I. Financial Information
Item 1. Financial Statements

                         FINANCIAL BANCSHARES, INC.
                Interim Condensed Consolidated Balance Sheets
                                 (Unaudited)
         (In thousands of dollars, except share and per share data)

                                                    March 31,  December 31,
                    ASSETS                            1996         1995

Cash and due from banks:
  Non-interest-bearing                              $  9,525       13,329
  Interest-bearing                                     1,618        1,394
Funds sold                                            10,295        9,365
Investment in debt securities
  available-for-sale at estimated market value       106,143      102,565
Loans, net of unearned discount                      185,934      187,064
  Less: Reserve for possible loan losses               4,287        4,160
     Net loans                                       181,647      182,904
Premises and equipment, net                            9,585        9,290
Accrued interest receivable                            3,557        4,197
Other assets                                           3,033        2,879
               Total Assets                         $325,403      325,923

          LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
  Non-interest-bearing demand                         37,508       42,735
  Interest-bearing                                   256,406      251,715
               Total Deposits                        293,914      294,450
Short-term borrowings                                    644        1,250
Other liabilities                                      2,924        2,541
Note payable                                           4,019        4,019
               Total liabilities                     301,501      302,260
Stockholders' equity:
  Common Stock, $.01 value; 3,000,000 shares
     authorized, 693,531 shares issued and
     684,377 shares outstanding                            7            7
  Additional paid-in capital                           9,925        9,925
  Retained earnings                                   14,198       13,599
  Treasury stock; 9,154 shares                          (261)        (261)
  Unrealized gains (losses)on
     securities available-for-sale, net                   33          393
               Total stockholders' equity             23,902       23,663
         Total liabilities and stockholders' equity $325,403      325,923
Book value per share - based on common shares
  outstanding at period end                         $  34.93        34.58

See accompanying note to interim condensed cosolidated financial statements.
                         FINANCIAL BANCSHARES, INC.
             Interim Condensed Consolidated Statement of Income
                                 (Unaudited)
         (In thousands of dollars, except share and per share data)

                                                    Three Months Ended
                                                        March 31,

                                                    1996           1995

Interest income:
  Loans                                           $ 4,149          3,888
  Investment securities:
    Taxable                                         1,427          1,198
    Exempt from federal income taxes                  156            169
  Interest-bearing due from banks                      23             25
  Funds sold                                          201            139
          Total interest income                     5,956          5,419
Interest expense:
  Deposits                                          2,830          2,251
  Short-term borrowings                                13             13
  Notes payable                                        90            101
          Total interest expense                    2,933          2,365
          Net interest income                       3,023          3,054
Provision for possible loan losses                    183            177
          Net interest income after provision
             for possible loan losses               2,840          2,877
Noninterest income:
  Service charges on deposit accounts                 267            257
  Securities gains (losses), net                        2              2
  Other noninterest income                            111            138
          Total noninterest income                    380            397
Noninterest expense:
  Salaries and employee benefits                    1,260          1,207
  Occupancy                                           186            166
  Equipment                                           208            188
  FDIC and state assessment                            26            184
  Legal and professional                               96            117
  Other                                               491            573
          Total noninterest expense                 2,267          2,435

          Income before applicable income taxes       953            839
Income tax expense                                    354            227
          Net income                              $   599        $   612

Net income per share (based) on average
     shares outstanding of 684,377)               $  0.88        $  0.89

See accompanying note to interim condensed consolidate financial statements.
                         FINANCIAL BANCSHARES, INC.
           Interim Condensed Consolidated Statement of Cash Flows
                                 (Unaudited)
         (In thousands of dollars, except share and per share data)

                                                        Three Months Ended
                                                             March 31,
                                                        1996            1995

Cash flows from operating activities:
  Net income                                         $    599             612
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Depreciation and amortization                       452             229
      Provision for possible loan losses                  183             177
      Decrease in accrued interest receivable             640             501
      Other, net                                          330             461
          Net cash provided by operating
             activities                                 2,204           1,980
Cash flows from investing activities:
  Net increase in interest-bearing due from banks        (224)           ---
  Maturity and calls of available-for-sale securities   9,226           3,957
  Maturity and calls of held-to-maturity securities      ---            1,314
  Sales of available-for-sale debt securities           2,767           2,209
  Purchase of available-for-sale debt securities      (16,214)         (8,879)
  Purchase of held-to-maturity securities                ---             (240)
  Net decrease in loans                                 1,061           5,147
  Purchases of premises, furniture and equipment         (623)           (323)
  Sale of other real estate and repossessed property       71             181
          Net cash provided by (used in)
            investment activities                      (3,936)          3,366
Cash flows from financing activities:
  Net increase (decrease) in deposits                    (536)          4,410
  Net decrease in short-term borrowings                  (606)         (2,674)
          Net cash provided by (used in)
            financing activities                       (1,142)          1,736

Net increase (decrease) in cash and cash equivalents   (2,874)          7,082
Cash and cash equivalents at beginning of period       22,694          15,912
Cash and cash equivalents at end of period           $ 19,820          22,994

Supplemental information:
  Interest paid                                      $  2,870           2,218
  Income taxes paid (refunded)                            368            (350)
  Noncash transactions:
    Transfer to other real estate in
      settlement of loans                                  29               4

See accompanying note to interim condensed consolidated financial statements.
FINANCIAL BANCSHARES, INC. AND SUBSIDIARIES

       Note to Interim Condensed Consolidated Financial Statements

                         March 31, 1996 and 1995
                               (Unaudited)


(1)  Basis of Presentation

     The interim condensed consolidated financial statements as of March 31, 1996 and for the three month periods ended March 31, 1996 and 1995 reflect all adjustments consisting of normal recurring accruals and elimination of significant intercompany transactions, which in the opinion of management, are necessary for the fair presentation of the results of operations for the interim periods presented. Such condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X of the Securities and Exchange Commission. For further information refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995.
Part I.  Financial Information (continued)

Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis is intended to provide a review of significant factors affecting the financial condition and results of operations of Financial Bancshares, Inc. and its subsidiaries (the Company or FBI) for the three months ended March 31, 1996 and 1995. This discussion should be read in conjunction with the Company's condensed consolidated financial statements and the note thereto.

Assets and Capital Commitments

     Total assets decreased $520,000 (less than 1%) to $325,403,000 as of March 31, 1996, since December 31, 1995. Total deposits decreased $536,000 (less than 1%) between the same dates due mainly to a decrease in noninterest-bearing deposits of $5,227,000 (12%). The net growth in total earning assets of $3,602,000 (1%) resulted from an increase in all categories except loans. The category with the most significant increase was the $3,578,000 increase in investment IN debt securities, caused mainly by the need to obtain a yield above that being paid for the increase in
interest-bearing time deposits.   The loan decrease is mainly reflective of
seasonal movement. Most agricultural borrowers reduce or payoff their balances in the first quarter after waiting to sell their crops after year-
end.   Further balance sheet changes are discussed below under "Capital
Resources and Liquidity."
     The management of the Company, except as noted below, knows of no trend, event, or uncertainty that will have or that is reasonably likely to have a material effect on the Company's liquidity, capital resources, or operations. The Company's banking subsidiary, First Financial Bank of Southeast Missouri, in Sikeston, Missouri has begun the construction of a new and larger main banking office. Normal liquidity will provide the funds for construction and there will be no material effect on the consolidated financial position or earnings.

     Capital Resources and Liquidity

     At March 31, 1996, The Company's ratio of consolidated regulatory equity (total stockholders' equity without the effect of the net unrealized gains (losses) on securities) to adjusted consolidated assets (without the effect of the unrealized gains (losses) on securities) was 7.3%. This is down from the level at March 31, 1995 of 7.5%, and an increase from the 7.2% level at December 31, 1995. FBI management believes its capital position is comfortably above the regulatory minimum and continues to have more than adequate regulatory required tangible equity capital and risk-based capital on both a consolidated and individual subsidiary level. As of March 31, 1996, the Company's consolidated regulatory capital ratios compared to "Well Capitalized" minimums were as follows:

                                Total       Tier I
                              Risk-based  Risk-based  Leverage
                                Ratio       Ratio       Ratio

Consolidated, March 31, 1996    11.8%       10.5%       7.1%

Well Capitalized Minimums       10.0%        6.0%       5.0%

FBI management continues a policy of attempting to maintain a level of capital it deems adequate in light of current conditions. The Company's dividend policy, in management's opinion, should as its major feature help maintain an adequate level of capital. This is evidenced by the declaration, in April 1996, of a dividend which was exactly the amount per share declared at the same date in the prior year.
     At March 31, 1996, there are no significant changes from December 31, 1995, in the amount of available additional dividends from the Company's banking subsidiaries.
     The $536,000 (less than 1%) net decrease in deposits during the period is made up of a $5,227,000 decrease in noninterest-bearing deposits and a $4,691,000 (2%) increase in interest bearing accounts. The increase in interest-bearing deposits is mainly in certificates of deposit. Management feels that the decrease in noninterest-bearing deposits is reflective of the seasonal reduction in demand deposit customer balances, which experience seasonal increases in their balances during the final month of the fourth quarter, mainly in public fund accounts. Management is satisfied that noninterest-bearing deposits are stable. The increase in interest-bearing deposits is the result of continued normal growth in the areas in which the subsidiary banks operate and attracting customers from other area financial institutions. A portion of the changes in interest-bearing and noninterest-bearing deposits is due to internal shifts by existing customers as they seek higher rates of return.
     The parent Company's short-term borrowings have not changed since December 31, 1995. The balance at March 31, 1996 is zero. This short-term borrowing is a line of credit from an unaffiliated bank set up for general corporate operating needs.
     As indicated in the Company's interim condensed consolidated statement of cash flows for the three months ended March 31, 1996, the cash flows from all sources was not enough to cover all of the cash outlays for the period. The main reason for the decrease in cash and cash equivalents is the net increase in debt securities (see discussion above under "Assets and Capital Commitments"). The Company expects future deposit growth and maturing investments to continue to provide adequate long-term liquidity in subsequent periods. Additionally, short-term liquidity could be satisfied, if necessary, by the sale of certain debt securities maintained as available for sale. The ratio of market value to amortized cost of investment debt securities is above 100% at March 31, 1996.
     At March 31, 1996, on a consolidated basis, there was no significant change in the balance between rate-sensitive assets and rate-sensitive liabilities from the balance of the same assets and liabilities at December 31, 1995. As previously stated, the liquidity needs of the Company's subsidiary banks continue to be accomplished primarily through the maturity of assets and acquisition of additional deposits.

     Net Income

     Net income for the three months ended March 31, 1996 of $599,000 ($0.88 per share) is an decrease of $13,000 (2%) or $0.01 per share over the $612,000 for the same period in 1995. The reason for the decrease in net income is the increase ($127,000 or $0.19 per share) in applicable income taxes between the two periods. The main reason for the increase in applicable income taxes is that the fist quarter of 1995 included a non-recurring state income tax benefit of $57,000 ($0.08 per share). Partially offsetting the unfavorable increase in applicable income taxes between the two periods, was an increase in income before applicable income taxes of $114,000. The make-up of the net increase in income before income taxes, is a decrease in net interest income ($31,000), an increase in the provision for possible loan losses ($6,000), a decrease in noninterest income ($17,000), and a decrease in noninterest expense ($168,000).
     Company management continues to believe that the amount being provided for possible loan losses reflects prudent banking practice and that the resulting reserve is adequate given the inherent and potential risk of the loan portfolio. As of March 31, 1996, the consolidated amount of nonperforming loans was $1,197,000 compared to $1,316,000 at December 31, 1995. At present, management believes it has adequately provided for any anticipated loss from these nonperforming loans. They feel the reserve for possible loan losses coverage (358%), with a level of $4,287,000 at March 31, 1996, should be adequate to absorb any losses for nonperforming loans. As of March 31, 1996, the total amount of loans for agricultural production approximated 15% of total loans. These loans are to a variety of farming operations. There is not a concentration of loans to any one borrower or group of borrowers. The Company does not consider this to be a concentration in the normal sense because of the variety of operations and locations of the farming operations. The loan portfolio does not have any other concentrations of loans to any one borrower, geographic area or industry. Specifically, there are no concentrations of loans in highly leveraged buyouts, commercial real estate or energy.
     Net interest income the first quarter of 1996 decreased one percent from the amount for the same period in 1995. This result is due to the interest expense increase of $568,000 being more than the $537,000 increase in interest income between the two periods. The increase in interest expense reflects both an increase in volume and rates paid on deposits, especially on time certificates of deposits (see discussion above in "Capital Sources and Liquidity" for reasons on the increase in volume of interest-bearing deposits). Interest income also reflects increased volume and rates. The most significant increases in volume of earning assets was in investment debt securities (see above in "Assets and Capital Commitments") and in commercial and agricultural productions loans.
     Noninterest income decreased mainly because of a $25,000 nonrecurring gain from the sale of an asset in the first quarter of 1995. Service charges on deposit accounts of $267,000 for the first quarter of 1996 were up 10% over the amount for the same period in 1995.
     Noninterest expense decreased 7% ($168,000) between the two periods. The main reason for the decrease is the $158,000 decrease in FDIC and state assessment. The major change in the premium charged by the FDIC being experienced by all of the banking industry is the reason for the decrease in this expense item. The remaining net decrease of $10,000 is reflective of increases in personnel, occupancy and equipment expense which were normal or expected and decreases in legal and other expense which were mainly the result of the improvement of asset quality at the Company's St. Louis subsidiary bank.
     Income taxes increased $127,000 to $354,000 for the three months ended March 31, 1996 when compared to the same period in 1995. This increase was due to the recognition of nonrecurring state tax credits during the three months ended March 31, 1995.

     Effects of Inflation

     Balance sheets of financial institutions such as the Company typically reflect a net positive monetary position whereby monetary assets exceed monetary liabilities. Monetary assets and liabilities are those which can be converted to a fixed number of dollars, and include cash assets, investments, loans, money market instruments, deposits, and short-term borrowings
     During periods of inflation, a net positive monetary position may result in an overall decline in purchasing power of an institution. There is no clear evidence establishing a relationship between the purchasing power of an institution's net positive monetary position and its future earnings. Moreover, the Company's ability to preserve the purchasing power of its net positive monetary position will be reflected partially in the effectiveness of its asset/liability management programs. The Company's management does not believe that the effect of inflation of its nonmonetary assets (primarily bank premises and equipment) is material.
Part II.  Other Information

Items 1,2,3,4, and 5

These items have been omitted because their subject matter is not applicable or the answer thereto is in the negative.


Item 6.   Reports on Form 8-K

No reports on Form 8-K have been filed for the quarter ended March 31, 1996



                              FINANCIAL BANCSHARES, INC.

Date:     May 14, 1996         /s/ Arthur E. S. Schmid
                              Arthur E. S. Schmid,
                              Chairman and
                              Chief Executive Officer


                              FINANCIAL BANCSHARES, INC.

Date:     May 14, 1996         /s/ Edward J. Vega
                              Edward J. Vega,
                              Senior Vice President and
                              Chief Financial Officer