Form 10-Q/A
period 1996-03-31
FINANCIAL BANCSHARES INC
filed 1996-08-06
CIK 356950

FORM 10-Q/AMENDED


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





                              FINANCIAL BANCSHARES, INC.

Date:     August 6, 1996      /s/ Arthur E. S. Schmid
                              Arthur E. S. Schmid,
                              Chairman and
                              Chief Executive Officer


                              FINANCIAL BANCSHARES, INC.

Date:     August 6, 1996      /s/ Edward J. Vega
                              Edward J. Vega,
                              Senior Vice President and
                              Chief Financial Officer