Form 10-Q
period 1996-06-30
FINANCIAL BANCSHARES INC
filed 1996-08-14
CIK 356950

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended June 30, 1996                 Commission File Number 33-33940

                           FINANCIAL BANCSHARES, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                  Missouri                            43-1251071
       -------------------------------             ----------------
       (State or other jurisdiction of             (I.R.S. Employer
       incorporation or organization)           identification number)


              3805 South Broadway, St. Louis, Missouri  63118-4607
          -----------------------------------------------------------
          (Address of principal executive officer including Zip Code)

                                  314-664-6250
               --------------------------------------------------
               Registrant's telephone number, including area code


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

               Yes    X                       No
                   ------                        ------

Indicate the number of shares outstanding of each of the issuer's classes of common stock - as of June 30, 1996 684,377 shares of common stock, par value $.01 per share.


- ----------------------------------------------------------------------------
This document constitutes part of a prospectus covering securities that have been registered under the Securities Act of 1933.
- ----------------------------------------------------------------------------









Part I.  Financial Information

Item I.  Financial Statements

                  FINANCIAL BANCSHARES, INC. AND SUBSIDIARIES
                 Interim Condensed Consolidated Balance Sheets
                                  (Unaudited)
           (In thousands of dollars, except share and per share data)

                                              June 30,       December 31,
             Assets                             1996             1995
             ------                           --------       ------------
Cash and due from banks:
    Noninterest-bearing                      $  10,392        $   13,329
    Interest-bearing                               613             1,394
Funds sold                                       2,300             9,365
Investment in debt securities available-
for-sale, at estimated fair value              100,812           102,565
Loans, net of unearned discount                195,712           187,064
    Less:  Reserve for possible
    loan losses                                 (4,498)           (4,160)
                                             ---------         ---------
    Net loans                                  191,214           182,904
                                             ---------         ---------

Premises and equipment, net                      9,772             9,290
Accrued interest receivable                      4,212             4,197
Other assets                                     3,518             2,879
                                             ---------         ---------
    Total assets                             $ 322,833        $  325,923
                                             =========         =========

                  Liabilities and Stockholders' Equity

Liabilities:
    Deposits:
       Noninterest-bearing demand            $  38,646        $   42,735
       Interest-bearing                        250,328           251,715
                                             ---------         ---------
          Total deposits                       288,974           294,450
    Short-term borrowings                        4,188             1,250
    Other liabilities                            2,695             2,541
    Note payable                                 3,794             4,019
                                             ---------         ---------
          Total liabilities                    299,651           302,260
                                             ---------         ---------

Stockholders' equity:
    Common stock, $.01 par value; 3,000,000
       shares authorized, 693,531 shares
       issued and outstanding                        7                 7
    Additional paid-in capital                   9,925             9,925
    Retained earnings                           14,334            13,599
    Treasury stock; 9,154 shares                  (261)             (261)
    Net unrealized holding gains (losses)
       on securities available-for-sale,
       net of tax                                 (823)              393
                                             ---------         ---------
          Total stockholders' equity            23,182            23,663
                                             ---------         ---------


          Total liabilities and
            stockholders' equity             $ 322,833        $  325,923
                                             =========         =========

Book value per share - based on common
    shares outstanding at period-end         $   33.87        $   34.58
                                             ---------         ---------

See accompanying notes to interim condensed consolidated financial statements.

                  FINANCIAL BANCSHARES, INC. AND SUBSIDIARIES
               Interim Condensed Consolidated Statement of Income
                                  (Unaudited)
           (In thousands of dollars, except share and per share data)


                                 Three Months Ended      Six Months Ended
                                      June 30,               June 30,
                                 ------------------    --------------------
                                  1996        1995       1996       1995

Interest income:
   Loans                        $  4,344    $  4,156   $  8,493  $  8,044
   Investment securities:
      Taxable                      1,429       1,282      2,856     2,480
      Exempt from Federal
        income taxes                 155         157        311       326
   Interest-bearing due
     from banks                       16          23         39        48
   Funds sold                         98         136        299       275
                                --------    --------   --------  --------

      Total interest income        6,042       5,754     11,998    11,173
                                --------    --------   --------  --------

Interest expense:
   Deposits                        2,775       2,585      5,605     4,836
   Short-term borrowings              20          51         33        64
   Notes payable                      90          66        180       167
                                --------    --------   --------  --------
      Total interest expense       2,885       2,702      5,818     5,067
                                --------    --------   --------  --------
      Net interest income          3,157       3,052      6,180     6,106

Provision for possible
  loan losses                        183         297        366       474
                                --------    --------   --------  --------
      Net interest income after
        provision for possible
        loan losses                2,974       2,755      5,814     5,632
                                --------    --------   --------  --------

Noninterest income:
   Service charges on
     deposit accounts                270         262        537       519
   Securities gains
     (losses), net                   (35)         (1)       (33)        1
   Other noninterest income           66          72        177       210
                                --------    --------   --------  --------

      Total noninterest income       301         333        681       730
                                --------    --------   --------  --------

Noninterest expense:
   Salaries and employee
     benefits                      1,255       1,163      2,515     2,370
   Occupancy                         168         160        354       326
   Equipment                         257         181        465       369
   FDIC and state assessment          27         183         53       367
   Legal and professional             87         135        183       252


   Other noninterest expense         615         530      1,106     1,103
                                --------    --------   --------  --------

      Total noninterest expense    2,409       2,352      4,676     4,787
                                --------    --------   --------  --------

      Income before applicable
        income taxes                 866         736      1,819     1,575
Applicable income taxes              302         241        656       468
                                --------    --------   --------  --------

      Net income                $    564    $    495   $  1,163  $  1,107
                                ========    ========   ========  ========

Net income per share (based
  on average shares outstanding
  of 684,377)                   $   0.82    $   0.73   $   1.70  $   1.62
                                ========    ========   ========  ========


See accompanying notes to interim condensed consolidated financial statements.

                  FINANCIAL BANCSHARES, INC. AND SUBSIDIARIES

              Interim Condensed Consolidated Statement Cash Flows

                                  (Unaudited)
                           (In thousands of dollars)


                                                     Six Months Ended
                                                         June 30,
                                                  ----------------------
                                                   1996           1995
                                                   ----           ----

Cash flows from operating activities:
  Net income                                       $  1,163     $  1,107
  Adjustments to reconcile net
  income to net cash provided by
  operating activities:
      Depreciation and amortization                     689          497
      Provision for possible loan losses                366          474
      Increase in accrued interest
        receivable                                      (15)         (77)
      Other, net                                        (27)         222
                                                   --------     --------
          Net cash provided by operating
            activities                                2,176        2,223
                                                   --------     --------
Cash flows from investing activities:
  Net decrease in interest-bearing due
    from banks                                          781          606
  Maturities, calls and principal payments:
    Available-for-sale debt securities               15,830        8,910
    Held-to-maturity debt securities                  ---          1,780
  Sales of available-for-sale debt securities        12,660        4,437
  Purchase of:
    Available-for-sale debt securities              (28,811)     (12,574)
    Held-to-maturity debt securities                  ---           (540)
  Net increase in loans                              (8,750)      (9,444)
  Purchases of premises, furniture and
    equipment, net                                     (876)        (936)
  Sale of other real estate and
    repossessed property                                179          209
                                                   --------     --------
      Net cash used in investing activities          (8,987)      (7,552)
                                                   --------     --------
Cash flows from financing activities:
  Net increase (decrease) in deposits                (5,476)       6,335
  Net increase in short-term borrowings               2,938          202
  Payments on notes payable                            (225)          --
  Dividends paid                                       (428)        (428)
                                                   --------     --------
      Net cash provided by (used in)
        financing activities                         (3,191)       6,109
                                                   --------     --------







Net increase (decrease) in cash and cash
  equivalents                                       (10,002)         780
Cash and cash equivalents at beginning
  of period                                          22,694       15,912
                                                   --------     --------
Cash and cash equivalents at end of period         $ 12,692     $ 16,692
                                                   ========     ========

Supplemental information:
  Interest paid                                    $  5,799     $  4,578
                                                   ========     ========
  Income taxes paid                                $    815     $    182
                                                   ========     ========
  Noncash transactions:
    Transfer to other real estate in
      settlement of loans                             $  74       $  338
                                                   ========     ========


See accompanying notes to interim condensed consolidated financial statements.

                  FINANCIAL BANCSHARES, INC. AND SUBSIDIARIES

          Notes to Interim Condensed Consolidated Financial Statements
                             June 30, 1996 and 1995
                                  (Unaudited)

(1)  Basis of Presentation

     The interim condensed consolidated financial statements as of June 30, 1996 and for the three and six month periods ended June 30, 1996 and 1995 reflect all adjustments consisting of normal recurring accruals and elimination of significant intercompany transactions, which in the opinion of management, are necessary for the fair presentation of the results of operations for the interim periods presented. Such condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulations S-X of the Securities and Exchange Commission. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

(2)  Pending Merger

     On June 27, 1996, the Company announced an agreement to merge with Union Planters Corporation, a Memphis, Tennessee-based banking organization, in which 100% of the common shares of the Company will be exchanged for 1,220,000 shares of Union Planters Corporation common stock. The merger, which is subject to receipt of regulatory and shareholder approval, is expected to be completed in the fourth quarter of 1996.

Part I.   Financial Information (continued)

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is intended to provide a review of significant factors affecting the financial condition and results of operations of Financial Bancshares, Inc. and its subsidiaries (the Company or FBI) for the three and six months ended June 30, 1996 and 1995. This discussion should be read in conjunction with the Company's interim condensed consolidated financial statements and the notes thereto.

Overview

Financial Bancshares, Inc. (the Company) provides a full range of banking services to individual and corporate customers through its five majority-owned subsidiary banks located in eastern and southeastern Missouri.

Net income for the first six months of 1996 was $1,163,000, which represents a 5.06% increase over the net income of $1,107,000 earned during the first six months of 1995. Earnings per common share for the first six months of 1996 was $1.70, compared with $1.62 for the first six months of 1995. For the three months ended June 30, 1996, the Company earned $564,000, or 82 cents per common share, which represented a 13.94% increase over the second quarter 1995 amounts of $495,000 and 73 cents per common share, respectively. These increases in net income and per share income result primarily from the reduction in the level of problem loans at the Company's St. Louis banking subsidiary, which has led to a reduced level in the provision for possible loan losses in 1996, as compared with the corresponding periods in 1995. Additionally, the Company experienced increases in its consolidated tax equivalent net interest income in 1996 of $105,000 for the second quarter and $66,000 for the first six months, as compared with similar periods in 1995. These increases are a result of the increased percentage of interest-earning assets to total assets. At June 30, 1996, interest-earning assets represented 92.8% of total assets, as compared with 92.2% at December 31, 1995 and 92.7% at June 30, 1995. The increase in interest-earning assets has occurred in the higher rate loan category, fueled by strong loan demand from the agricultural sector of the Company's customer base in southeastern Missouri. A third primary factor in the Company's increased earnings in 1996 is the significant reduction in FDIC assessment charges levied against the banking industry. Effective in the third quarter of 1995, the FDIC dramatically reduced its assessments levied on banks, making the adjustment retroactive to June 30, 1995. Accordingly, such fees have been dramatically reduced in 1996 for the three and six months ended June 30, 1996, whereas amounts expensed for the three and six months ended June 30, 1995 were still being charged at the higher rates.

Table 1 summarizes the Company's statement of operations and the change in each category for the periods presented.

TABLE 1 - Comparative Statement of Operations
(in thousands of dollars)


                                      Three Months Ended June 30,
                                ---------------------------------------
                                                            Change
                                                      ------------------
                                1996        1995     Amount     Percent
                                ----        ----     ------     -------
Total interest income
  (fully tax equivalent)      $  6,122    $  5,834    $  288      4.94%
Total interest expense           2,885       2,702       183       6.77
                              --------    --------    ------
    Net interest income          3,237       3,132       105       3.35
Provision for possible
  loan losses                      183         297      (114
                                                            )    (38.38)
Noninterest income:
  Service charges on deposits      270         262         8       3.05
  Other noninterest income          66          72        (6
                                                            )     (8.33)
                              --------    --------    ------
                                   336         334         2       0.60
  Securities gains
    (losses), net                  (35
                                      )         (1
                                                  )      (34
                                                            ) (3,400.00)
                              --------    --------    ------
     Total noninterest income      301         333       (32
                                                            )     (9.61)
                              --------    --------    ------
Noninterest expense:
  Salaries and employee
    benefits                     1,255       1,163        92       7.91
  Occupancy and equipment
    expense                        425         341        84      24.63
  FDIC and state assessment         27         183      (156
                                                            )    (85.25)
  Other noninterest expense        702         665        37       5.56
                              --------    --------    ------
    Total noninterest expense    2,409       2,352        57       2.42
                              --------    --------    ------
    Income before income taxes     946         816       130      15.93
Tax equivalent adjustment          (80
                                      )        (80
                                                  )      ---         --
Income tax expense                 302         241        61      25.31
                              --------    --------    ------
    Net income                  $  564      $  495     $  69      13.94
                              ========    ========    ======   ========


                                       Six Months Ended June 30,
                                ---------------------------------------
                                                            Change
                                                      ------------------
                                1996        1995     Amount     Percent
                                ----        ----     ------     -------
Total interest income
  (fully tax equivalent)     $  12,158   $  11,341    $  817      7.20%
Total interest expense           5,818       5,067       751      14.82
                             ---------   ---------    ------
    Net interest income          6,340       6,274        66       1.05
Provision for possible
  loan losses                      366         474      (108
                                                            )    (22.78)
Noninterest income:
  Service charges on deposits      537         519        18       3.47


  Other noninterest income         177         210       (33
                                                            )    (15.71)
                             ---------   ---------     -----
                                   714         729       (15
                                                            )     (2.06)
  Securities gains
    (losses), net                  (33
                                      )          1       (34
                                                            ) (3,400.00)
                             ---------   ---------     -----
     Total noninterest income      681         730       (49
                                                            )     (6.71)
                             ---------   ---------     -----
Noninterest expense:
  Salaries and employee
    benefits                     2,515       2,370       145       6.12
  Occupancy and equipment
    expense                        819         695       124      17.84
  FDIC and state assessment         53         367      (314
                                                            )    (85.56)
  Other noninterest expense      1,289       1,355       (66
                                                            )     (4.87)
                             ---------   ---------     -----
    Total noninterest expense    4,676       4,787      (111
                                                            )     (2.32)
                             ---------   ---------     -----
    Income before income taxes   1,979       1,743       236      13.54
Tax equivalent adjustment         (160
                                      )       (168
                                                  )        8       4.76
Income tax expense                 656         468       188      40.17
                             ---------   ---------     -----
    Net income               $   1,163   $   1,107     $  56       5.06
                             =========   =========     =====      =====


Nonperforming assets decreased 38.35% to $1,360,000 at June 30, 1996 from $2,206,000 at December 31, 1995. The ratio of nonperforming loans to net outstanding loans decreased to 0.34% at June 30, 1996 from 0.72% at December 31, 1995. The ratio of the reserve for possible loan losses to nonperforming loans increased to 679.46% at June 30, 1996 from 309.06% at December 31, 1995, primarily due to lower levels of nonperforming loans, coupled with a higher reserve balance at June 30, 1996.

Results of Operations

The following paragraphs discuss more fully significant changes and trends as they relate to the Company's consolidated results of operations during the three and six-months periods ended June 30, 1996 and 1995.

Net Interest Income

Net interest income on a tax equivalent basis increased $105,000 and $66,000 for the three and six months ended June 30, 1996, respectively, when compared with the corresponding periods for 1995. These increases in net interest income occurred despite an overall reduction in the Company's net interest margin. For the six months ended June 30, 1996, the Company's net interest margin declined to 4.18% from the 4.45% margin for the first six months of 1995. Please refer to Table 2 below for a breakdown of the individual components of the net interest margin for the first six months of 1996 and 1995.

Average total loans increased $7,937,000 for the first six months of 1996 when compared with the first six months of 1995. This loan increase resulted from strong loan demand from agricultural borrowers in the Company's southeastern Missouri banks. The average rate earned on these loans also increased in 1996, from 8.95% for the first six months of 1995 to 9.05% for the first six months of 1996. To fund this loan growth, however, the Company has had to increase its deposit rates to obtain the necessary funding, primarily in the higher rate time deposit category. Average time deposits of $100,000 or more and other time deposits increased $10,084,000 and $10,045,000, respectively, for the six months ended June 30, 1996, when compared with the first six months of 1995; however, much of this increase occurred prior to year-end 1995. When comparing deposit balances at June 30, 1996 with balances at December 31, 1995, total deposits actually declined a total of $5,476,000. This decrease occurred primarily in the transaction-type deposits, i.e., noninterest-bearing demand, NOW and money market deposit accounts. Time deposits of $100,000 or more also declined $87,000, while other time deposits increased approximately $4.5 million during the six months ended June 30, 1996. To obtain this deposit growth, primarily in the very competitive market of southeastern Missouri, the Company has had to competitively price such deposits. One of the Company's southeastern Missouri banking subsidiaries offered a promotion on "jumbo" time deposits at an attractive promotional rate in March 1995. The renewal rates on these deposits, many of which have renewed, are at a lower market rate. The average rates paid on time deposits of $100,000 or more actually declined during the first six months of 1996 to 4.79% from the 5.24% paid during the first six months of 1995; however, the average rates paid for other time deposits during the first six months of 1996 increased to 5.76% from the 5.13% paid during the first six months of 1995.

The excess deposit funds obtained during the last six months of 1996 were primarily invested in the Company's investment portfolio. The average investment portfolio (on an amortized cost basis) increased $12,537,000 for the first six months of 1996, when compared with the first six months of 1995; however, the overall rate obtained on such investments remained relatively flat in the volatile bond market which has existed thusfar in 1996. The average tax equivalent yield earned on the investment portfolio for the first six months of 1996 was 6.43%, compared with a yield earned for the same period of 1995 of 6.54%. The average investment portfolio (on an amortized cost basis) actually remained relatively flat for the first six months of 1996. The growth in the portfolio occurred in the second half of 1995.

The following Table 2 shows the condensed average balance sheets for the six month periods ended June 30, 1996 and 1995, the average yield on each category of interest-earning assets and the average rate paid on each category of interest-bearing liabilities for each of the periods presented.


TABLE 2 -  Distribution of Assets, Liabilities and Stockholders' Equity,
           Interest Rates and Interest Differential

                                             Six Months Ended June 30, 1996
                                             ------------------------------
                                                        Interest   Average
                                             Average    income/    yield/
                                             balance    expense     rate
                                             -------    -------     ----
                                                 (dollars in thousands)
Assets:
  Interest-earning assets:
      Net loans (1) (3)                     $ 187,779    $ 8,493    9.05%
      Investments in debt securities
      (at amortized cost):
         Taxable                               93,141      2,856     6.13
         Exempt from Federal income taxes (2)  10,401        471     9.06
      Interest-bearing deposits in banks        1,015         39     7.68
      Funds sold                               11,169        299     5.35
                                            ---------    -------
           Total interest-earning assets      303,505     12,158     8.01
                                                         -------
  Noninterest-earning assets:
      Cash and due from banks                  10,196
      Premises and equipment, net               9,413
      Reserve for possible loan losses         (4,340
                                                     )
      Other assets                              6,483
      Market valuation on available-for-sale
        debt securities                           191
                                            ---------
           Total assets                     $ 325,448
                                            =========
Liabilities:
  Interest-bearing liabilities:
      Interest-bearing deposits:
         NOW and money market
           demand accounts                     70,276        951     2.71
         Savings                               25,652        319     2.49
         Time deposits $100,000 and over       41,499        994     4.79
         Other time deposits                  115,931      3,341     5.76
      Federal funds purchased                     329          7     4.26
      Notes payable                             4,015        180     8.97
      Other short-term borrowings                 889         26     5.85
                                            ---------      -----
           Total interest-bearing
             liabilities                      258,591      5,818     4.50
                                                           -----     ====
      Noninterest-bearing deposits             40,380
      Other liabilities                         2,704
                                            ---------
           Total liabilities                  301,675
      Stockholders' equity                     23,773
                                            ---------
           Total liabilities and
             stockholders' equity           $ 325,448
                                            =========
Net interest income/net yield on
  earnings assets                                       $  6,340    4.18%
                                                        ========    =====
                                       9                            (Continued)


                                             Six Months Ended June 30, 1995
                                             ------------------------------
                                                        Interest   Average
                                             Average    income/    yield/
                                             balance    expense     rate
                                             -------    -------     ----
                                                 (dollars in thousands)
Assets:
  Interest-earning assets:

      Net loans (1) (3)                     $ 179,842   $  8,044    8.95%
      Investments in debt securities
       (at amortized cost):
         Taxable                               80,540      2,480     6.16
         Exempt from Federal income taxes (2)  10,465        494     9.44
      Interest-bearing deposits in banks        1,448         48     6.63
      Federal funds sold                        9,524        275     5.77
                                            ---------   --------
         Total interest-earning assets        281,819     11,341     8.05
                                                        --------
  Noninterest-earning assets:
      Cash and due from banks                  11,062
      Premises and equipment, net               8,296
      Reserve for possible loan losses         (3,960
                                                     )
      Other assets                              8,494
      Market valuation on available-
        for-sale debt securities               (1,829
                                                     )
                                            ---------
           Total assets                     $ 303,882
                                            =========
Liabilities:
  Interest-bearing liabilities:
      Interest-bearing deposits:
         NOW and money market demand accounts  69,458        945     2.72
         Savings                               27,782        351     2.53
         Time deposits $100,000 and over       31,415        823     5.24
         Other time deposits                  105,886      2,717     5.13
      Federal funds purchased                     421         11     5.23
      Notes payable                             4,019        167     8.31
      Other short-term borrowings               2,314         53     4.58
                                            ---------     ------
           Total interest-bearing
             liabilities                      241,295      5,067     4.20
                                                          ------     ----
  Noninterest-bearing deposits                 39,302
      Other liabilities                           644
                                            ---------
           Total liabilities                  281,241
      Stockholders' equity                     22,641
                                            ---------
           Total liabilities and
             stockholders' equity           $ 303,882
                                            =========

Net interest income/net yield
  on earnings assets                                    $  6,274    4.45%
                                                        ========    =====

Notes:

(1)   Average balances include nonaccrual loans.  The recognition of interest income is discontinued when, in management's judgment, the interest will not be collectible in the normal course of business. Subsequent payments received on such loans are applied to principal if any doubt exists as to the collectibility of principal; otherwise, such receipts are recorded as interest income. Loans are returned to accrual status when management believes full collectibility of the principal and interest is expected.

(2) Interest yields are presented on a tax-equivalent basis. Nontaxable income has been adjusted upward by the amount of Federal income tax that would have been paid if the income had been taxable at a rate of 34%, adjusted downward by the disallowance of the interest cost on any nontaxable securities.

(3) Interest income includes loan fees, which are immaterial to the total amount of loan income.

Through the Company's asset/liability management procedures, interest rate sensitivity is closely monitored. Following is Table 3 which reflects the Company's interest rate gap (rate sensitive assets minus rate sensitive liabilities) analysis at June 30, 1996, individually and cumulatively through various time horizons.

TABLE 3 - Interest Rate Gap Analysis

                                 Remaining Maturity if Fixed Rate;
                       Earliest Possible Repricing Interval if Floating Rate
                       -----------------------------------------------------
                                       Over
                                      three        Over
                           Three     months      one year    Over
                         months or  to twelve    to five     five
                            less      months      years     years     Total
                            ----      ------      -----     -----     -----
Interest-Earning Assets
Loans                      $ 71,738  $ 48,647   $ 66,216   $ 9,111  $ 195,712
Investments in debt
  securities (at fair
  value)                     14,933     5,174     21,041    59,664    100,812
Funds sold                    2,300        --         --        --      2,300
Interest-bearing deposits
  in banks                       46        --        567        --        613
                           --------  --------   --------   -------  ---------
       Total earning assets  89,017    53,821     87,824    68,775    299,437
                           --------  --------   --------   -------  ---------

Interest-Bearing Liabilities

NOW and money market
  demand accounts            67,991        --         --        --     67,991
Savings                      25,516        --         --        --     25,516
Time deposits of $100,000
  or more                    14,360    16,719      2,901       714     34,694
Other time deposits          17,110    77,919     27,098        --    122,127
Short-term borrowings         4,188        --         --        --      4,188
Note payable                  3,794        --         --        --      3,794
                          --------- ---------   --------   -------  ---------
    Total interest-bearing
      liabilities           132,959    94,638     29,999       714    258,310
                          --------- ---------   --------   -------   --------

Gap analysis:
    Interest-sensitivity   $(43,942
                                   ) $(40,817
                                             )  $ 57,825   $68,061   $ 41,127
                          ========= =========   ========   =======   ========

    Cumulative interest-
      sensitivity gap     $ (43,942
                                   ) $(84,759
                                             )  $(26,934
                                                        )  $41,127   $ 41,127
                          ========= =========   ========   =======   ========

Ratio of interest-
    sensitive assets to
    interest-sensitive
    liabilities                .67x      .57x      2.93x    96.32x      1.16x
                          ========= =========  =========   =======   ========

Cumulative ratio of
    interest-sensitive


    assets to interest-
    sensitive liabilities      .67x      .63x       .90x     1.16x      1.16x
                          ========= =========  =========   =======   ========

As indicated in the above table, the Company operates on a short-term basis similar to most other financial institutions, as its liabilities, with savings and NOW accounts included, could reprice more quickly than its assets.
However, the Company believes its asset/liability management program will allow adequate reaction time for trends in the marketplace as they occur, allowing maintenance of adequate net interest margins. Additionally, the Company's historical analysis of customer savings and NOW accounts indicates that such deposits have certain "core deposit" characteristics and are not susceptible to changes in the marketplace.

Provision for Possible Loan Losses

The provision for possible loan losses decreased $114,000 and $108,000 for the three and six months ended June 30, 1996, respectively, when compared with the same periods for 1995. The decrease in the provision for possible loan losses resulted from a reduced level of net charge-offs experienced in 1996, as well as the reduced level of nonperforming loans discussed above. Activity in the reserve for possible loan losses and nonperforming loan data are presented and discussed below under "Asset Quality."

Noninterest Income

Noninterest income declined $32,000 and $49,000 for the three and six months ended June 30, 1996, respectively, when compared with the corresponding periods of 1995. These decreases resulted primarily from net losses incurred on security sales which occurred in the second quarter of 1996, totaling $35,000. In December 1995, the Company took the opportunity provided by the Financial Accounting Standards Board to make a one time transfer of approximately $24.5 million of held-to-maturity securities to the available-for-sale category, to more effectively manage such assets and react to changes in interest rates. As a result, the Company sold approximately $10 million of securities in the second quarter of 1996 in anticipation of a rising rate environment. The proceeds of such sales were primarily reinvested in debt securities.

Noninterest Expense

Noninterest expense totaled $2,409,000 and $4,676,000 for the three and six months ended June 30, 1996, respectively, as compared with $2,352,000 and $4,787,000 for the three and six months ended June 30, 1995, respectively. Salaries and employee benefits increased 7.91% and 6.12% for the three and six-months ended June 30, 1996, respectively, as compared with the same periods in 1995, primarily as a result of certain management changes at the Company's St. Louis banking subsidiary during the second half of 1995.

Occupancy and equipment expense increased $84,000 and $124,000 for the three and six months ended June 30, 1996, respectively, when compared with the corresponding periods of 1995. These increases resulted primarily from the completion of the Company's conversion to a new data processing operation (which began in 1995) in May 1996 and the opening of a new facility by the Company's Dexter, Missouri banking subsidiary.

As noted above, the most predominant change in noninterest expense between the corresponding periods of 1996 and 1995 resulted from the FDIC's dramatic reduction of assessments levied against banks in the third quarter of 1995. This action resulted in decreased FDIC and state assessments of $156,000 and $314,000 for the three and six months ended June 30, 1996, respectively, when compared with the corresponding periods of 1995.

Income Tax Expense

Income tax expense increased $61,000 and $188,000 for the three and six months ended June 30, 1996, respectively, when compared with the corresponding periods in 1995, resulting from a higher level of taxable income. The effective tax rates paid for the three months ended June 30, 1996 and 1995 were 34.87% and 32.74%, respectively; and 36.06% and 29.71% for the six-months ended June 30, 1996 and 1995, respectively. The lower effective rates in 1995 resulted from lower state taxes due to nonrecurring credits allowed for state income taxes.

Financial Condition

Selected categories of the Company's consolidated balance sheet at June 30, 1996, as compared with December 31, 1995 follows in Table 4.

TABLE 4 - Selected Comparative Balance Sheet Items

                                                             Change
                                                       ------------------
                             June 30,  December 31,
                               1996        1995        Amount    Percent
                             --------    ---------     ------    -------
                           (in thousands of dollars)

Total assets                 $ 322,833   $ 325,923     $ (3,090
                                                               )    (0.95)%
Loans, net of unearned
  discount                     195,712     187,064        8,648      4.62
Investments in available-
  for-sale debt securities
  (at fair value)              100,812     102,565       (1,753
                                                               )    (1.71)
Deposits:
    Noninterest-bearing         38,646      42,735       (4,089
                                                               )    (9.57)
    NOW and money market
      deposit accounts          67,991      73,763       (5,772
                                                               )    (7.83)
    Savings accounts            25,516      25,579          (63
                                                               )    (0.25)
    Time deposits of
      $100,000 or more          34,694      34,781          (87
                                                               )    (0.25)
    Other time deposits        122,127     117,592        4,535      3.86
                             ---------   ---------      -------    ------
    Total deposits             288,974     294,450       (5,476
                                                               )    (1.86)
Short-term borrowings            4,188       1,250        2,938    235.04
Note payable                     3,794       4,019         (225
                                                               )    (5.60)
Stockholders' equity            23,182      23,663         (481
                                                               )    (2.03)
                             =========   =========      =======    ======

Loans

Total loans, net of unearned discount, increased $8,648,000 or 4.62% during the first six months of 1996 due to the strong loan growth experienced by the Company's southeastern Missouri banks in the agricultural sector. At June 30, 1996, the Company had $41,731,000 of agricultural production loans, an increase of $9,499,000 over $32,232,000 of such loans at December 31, 1995.
Additionally, the Company's banking subsidiaries had $22,571,000 of loans secured by agricultural real estate at June 30, 1996, representing an $873,000 increase over the December 31, 1995 level of $21,698,000. The Company has made a specific effort to make loans to profitable and financially strong agricultural operations, as those operations become dissatisfied with government-sponsored lending programs, which are consolidating and becoming more centralized. Additionally, the Company's banking subsidiaries have generally experienced substantial paydowns and payoffs of agricultural production loans on an annual basis, when crops are harvested. Such paydowns generally occur in the first quarter of the year.

Investments

Total investments declined $1,753,000 or 1.71% from year-end 1995 to the June 30, 1996 balance of $100,812,000. The majority of this decrease however was the result of the significant valuation decline in the bond market in June 1996, due to rising interest rates. As mentioned above, the Company transferred approximately $24.5 million of held-to-maturity securities to the available-for-sale category, resulting in the entire portfolio being included in the available-for-sale category. With such a significant volume of the portfolio in the available-for-sale category, the Company is vulnerable to short-term market fluctuations such as those experienced in June of 1996. The Company's valuation of the available-for-sale security portfolio declined approximately $1.85 million from its level at December 31, 1995.

During the first six months of 1996, the Company's investment portfolio was decreased by maturities, calls, or principal payments totaling $15,830,000 and sales of $12,660,000, with reinvestment of $28,811,000 in the portfolio. Company management continues to monitor the portfolio for valuation risk resulting from changes in interest rates and will react accordingly to shifts in longer-term interest rates. Ultimately, however, the Company attempts to match its longer-term asset/liability maturity mix using the investment portfolio.

Deposits

Overall, the Company's deposits decreased $5,476,000 or 1.86% from year-end 1995 to $288,974,000 at June 30, 1996. The higher than normal year end balance at December 31, 1995 resulted from customers who experienced large amounts of receipts just prior to year-end, particularly public entities and agricultural customers. Accordingly, higher balances were maintained in transaction-type accounts, such as noninterest-bearing checking accounts, NOW and money market demand accounts at December 31, 1995. Time deposit balances at June 30, 1996 remained relatively flat from December 31, 1995 to June 30, 1996, as such balances have grown only $4,448,000 or 2.92% from the December 31, 1995 levels.

Short-Term Borrowings

The slight reduction in deposits for the first six months of 1996 was partially offset by seasonable short-term borrowings obtained by the Company's banking subsidiaries. Short-term borrowings increased $2,938,000 during the first six months of 1996. Certain of the Company's banking subsidiaries take advantage annually of the Federal Reserve Bank's discount window loans offered for financing agricultural-related activities. Certain of the Company's banking subsidiaries are also members of the Federal Home Loan Bank and obtain short-term financing therefrom as well, which the Company believes is an excellent short-term liquidity source.

Note Payable

During the second quarter of 1996, the Company made a principal payment of $225,000 on its note payable to an unaffiliated financial institution, reducing the outstanding balance on this term note to $3,794,000. The term note matures in 1999.

Stockholders' Equity

The Company's stockholders' equity declined $481,000 or 2.03% for the first six months of 1996, due primarily to the valuation adjustment required for available for sale securities, which decreased stockholders' equity $1,216,000.

Asset Quality

The credit quality of the Company's loan portfolio continued to improve from year-end 1995 to June 30, 1996, as evidenced by the significant reduction in nonperforming assets, as presented in Table 5:

TABLE 5 - Nonperforming Assets
                                                            Change
                                                       -----------------
                               June 30,  December 31,
                                 1996        1995       Amount   Percent
                               -------    ---------     ------   -------
                            (in thousands of dollars)

Loans:
    Nonaccrual loans            $  459    $  1,072       $ (613
                                                               )   (57.18)%
    Accruing loans past
      due 90 days or more          203         274          (71
                                                               )   (25.91)
                                ------    --------      -------  --------
       Total nonperforming loans   662       1,346         (684
                                                               )   (50.82)
Foreclosed property                698         860         (162
                                                               )   (18.84)
                                ------    --------      -------  --------
       Total nonperforming
         assets                 $1,360    $  2,206       $ (846
                                                               )   (38.35)%
                                ======    ========      =======  ========
Nonperforming loans as a
  percentage of net
  outstanding loans              0.34%       0.72%
                                ======    ========
Nonperforming assets as a
  percentage of net
  outstanding loans and
  foreclosed property            0.69%       1.17%
                                ======    ========
Reserve for possible loan
  losses as a percentage of
  nonperforming loans          679.46%     309.06%
                               =======    ========

The improvement in the Company's level of nonperforming loans during the first six months of 1996 has occurred without a corresponding increase in net charge-offs experienced. The following Table 6 is a summary of activity in the reserve for possible loan losses for the first six months of 1996:

TABLE 6 - Summary of Activity in Reserve for Possible Loan Losses
    (in thousands of dollars)

Balance in reserve at
    December 31, 1995                 $  4,160
                                      --------

Charge-offs:
    Commercial loans                        65
    Real estate loans                       73
    Consumer loans                         127
                                      --------
    Total charge-offs                      265
                                      --------

Recoveries:
    Commercial loans                       166
    Real estate loans                        5
    Consumer loans                          66
                                      --------
       Total recoveries                    237
                                      --------
       Net charge-offs                      28
                                      --------

Provision for possible loan
    losses charged to
    expense (1)                            366
                                      --------

Balance in reserve at
    June 30, 1996                     $  4,498
                                      ========
Net charge-offs to average
    loans for the six months
    ended June 30, 1996                  0.01%
                                      ========
Ending reserve to net outstanding
    loans at June 30, 1996               2.30%
                                      ========

(1) Determinations of the adequacy of provisions for losses on loans and the overall level of the reserve for possible loan losses are based on analyses of historical loan loss experience in relation to loans outstanding and on estimates of potential losses in the portfolio in light of current and foreseeable economic conditions. These estimates are made as a result of continuing management review of problem loans. Loans are charged-off upon determination of uncollectibility by management. This determination is based on factors such as the borrower's failure to make payments, the borrower's financial condition, the adequacy of underlying collateral, and the strength of any guarantees of insurance claims.

Capital Resources and Liquidity

At June 30, 1996, the Company's ratio of consolidated regulatory equity (total stockholders' equity without the effect of the net unrealized gains (losses) on available-for-sale securities) to adjusted consolidated assets (without the effect of the unrealized gains (losses) on available-for-sale securities) was 7.41%, which represents an increase from the 7.15% level at December 31, 1995. Company management believes its capital position is comfortably above the regulatory minimum and continues to have more than adequate regulatory-required tangible equity capital and risk-based capital on both a consolidated and individual subsidiary level. As of June 30, 1996, the Company's consolidated regulatory capital ratios compared to "Well Capitalized" minimums were as follows:

                                       Total        Tier 1
                                     Risk-based   Risk-based     Leverage
                                       Ratio        Ratio         Ratio
                                      --------    ---------     ---------
Consolidated, June 30, 1996            11.88%        10.62%        7.17%

Well Capitalized Minimums              10.00%         6.00%        5.00%

All of the Company's subsidiary banks are considered "well capitalized" for regulatory purposes at June 30, 1996. Company management continues a policy of attempting to maintain a level of capital it deems adequate in light of current conditions. The Company's dividend policy, in management's opinion, should as its major feature help maintain an adequate level of capital. This is evidenced by the payment of a dividend during the second quarter of 1996 which was exactly the amount per share paid at the same date in the prior year.

At June 30, 1996, there are no significant changes from December 31, 1995, in the amount of available additional dividends from the Company's banking subsidiaries.

The liquidity needs of the Company's subsidiary banks are met primarily through the maturity of assets or acquisition of additional deposit funds. This is indicated in the consolidated statements of cash flows. Investment in debt securities, which are classified as available-for-sale, are purchased by the banking subsidiaries for investment purposes and are maintained and managed as a principal source of longer-term liquidity, but could be sold if liquidity requirements dictate. Company management allows each subsidiary to manage its own rate sensitivity and liquidity positions with some overall guidance from the Company with regard to the consolidated rate sensitivity staying within a certain range and adjustments to the portfolio based on the consolidated income tax position. The consolidated rate sensitivity position, as outlined in Table 3 above, has been within the desired range for both 1996 and 1995.

The management of the Company, except as noted below, knows of no trends, events, or uncertainties that will have or that are reasonably likely to have a material effect on the Company's liquidity, capital resources, or operations. The Company's banking subsidiary, First Financial Bank of Southeast Missouri, in Sikeston,

Missouri has begun the construction of a new and larger main banking office. Normal liquidity will provide the funds for construction and there will be no material effect on the consolidated financial position or earnings.

Effects of Inflation

Balance sheets of financial institutions such as the Company typically reflect a net positive monetary position whereby monetary assets exceed monetary liabilities. Monetary assets and liabilities are those which can be converted to a fixed number of dollars, and include cash assets, investments, loans, money market instruments, deposits, and short-term borrowings.

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

Part II.   Other Information

Items 1, 2, 3, and 5.

These items have been omitted because their subject matters are not applicable or the answer thereto are in the negative.

Item 4.  Submission to Matters to a Vote of Security Holders

At registrant's annual meeting on April 24, 1996, the following individuals all of whom were duly elected directors of the registrant by a vote of 537,318 shares in the affirmative and none in the negative: James B. Becker, David B. Brewer, William C. Bollinger, William L. Frein, Joe W. Gooch, Arthur E. S. Schmid, Clifford A. Schmid, and Joe Weber. All were directors prior to their election.

Item 6.  Reports on Form 8-K

A report on Form 8-K has been filed on July 11, 1996 regarding the Company's pending merger with Union Planters Corporation.

                                           FINANCIAL BANCSHARES, INC.

Date:  August 14, 1996                     /s/ Arthur E. S. Schmid
                                           --------------------------
                                           Arthur E. S. Schmid,
                                           Chairman and
                                           Chief Executive Officer


                                           FINANCIAL BANCSHARES, INC.

Date:  August 14, 1996                     /s/ Edward J. Vega
                                           --------------------------
                                           Edward J. Vega,
                                           Senior Vice President and
                                           Chief Financial Officer


