Form 10-Q
period 1996-09-30
FINANCIAL BANCSHARES INC
filed 1996-11-13
CIK 356950

                                FORM 10-Q

                     SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C. 20549

                 QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                   of the Securities Exchange Act of 1934

For Quarter Ended September 30, 1996             Commission File Number 33-33940


                            FINANCIAL BANCSHARES, INC.
               ----------------------------------------------------
              (Exact name of registrant as specified in its charter)

                   Missouri                             43-1251071
       ------------------------------             ---------------------
      (State or other jurisdiction of                (I.R.S. Employer
       incorporation or organization)             identification number)

              3805 South Broadway, St. Louis, Missouri  63118-4607
       ----------------------------------------------------------------
          (Address of principal executive officer including Zip Code)

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

                         Yes    X          No
                            ---------         ---------
Indicate the number of shares outstanding of each of the issuer's classes of
common stock - as of September 30, 1996   684,377   shares of common stock,
                                        -----------
par value $  .01 per share.
          ------

--------------------------------------------------------------------------------
This document constitutes part of a prospectus covering securities that have been registered under the Securities Act of 1933.
--------------------------------------------------------------------------------

Part I.  Financial Information

Item 1.  Financial Statements

                              FINANCIAL BANCSHARES, INC. AND SUBSIDIARIES
                             Interim Condensed Consolidated Balance Sheets
                                              (Unaudited)
                      (In thousands of dollars, except share and per share data)

                                                                                 September 30,                 December 31,
          Assets                                                                     1996                         1995
          ------                                                                     ----                         ----
Cash and due from banks:
     Noninterest-bearing                                                          $ 13,948                      $ 13,329
     Interest-bearing                                                                  567                         1,394
Funds sold                                                                           9,990                         9,365
Investment in debt securities available-for-sale, at estimated fair value          101,686                       102,565

Loans, net of unearned discount                                                    187,273                       187,064
     Less:  Reserve for possible loan losses                                        (4,373)                       (4,160)
                                                                                  --------                      --------
         Net loans                                                                 182,900                       182,904
                                                                                  --------                      --------

Premises and equipment, net                                                          9,824                         9,290
Accrued interest receivable                                                          5,212                         4,197
Other assets                                                                         2,846                         2,879
                                                                                  --------                      --------
            Total assets                                                          $326,973                      $325,923
                                                                                  ========                      ========

            Liabilities and Stockholders' Equity
            ------------------------------------
Liabilities:
     Deposits:
         Noninterest-bearing demand                                               $ 41,687                      $ 42,735
         Interest-bearing                                                          252,309                       251,715
                                                                                  --------                      --------
            Total deposits                                                         293,996                       294,450
     Short-term borrowings                                                           2,308                         1,250
     Other liabilities                                                               2,639                         2,541
     Note payable                                                                    3,794                         4,019
                                                                                  --------                      --------
            Total liabilities                                                      302,737                       302,260
                                                                                  --------                      --------

Stockholders' equity:
     Common stock, $.01 par value; 3,000,000 shares authorized, 693,531
         shares issued and outstanding                                                   7                             7
     Additional paid-in capital                                                      9,925                         9,925
     Retained earnings                                                              15,009                        13,599
     Treasury stock; 9,154 shares                                                     (261)                         (261)
     Net unrealized holding gains (losses) on securities
         available-for-sale, net of tax                                               (444)                          393
                                                                                  --------                      --------
            Total stockholders' equity                                              24,236                        23,663
                                                                                  --------                      --------
            Total liabilities and stockholders' equity                            $326,973                      $325,923
                                                                                  ========                      ========

Book value per share - based on common
     shares outstanding at period-end                                             $  35.41                      $  34.58
                                                                                  ========                      ========

See accompanying notes to interim condensed consolidated financial statements.

                              FINANCIAL BANCSHARES, INC. AND SUBSIDIARIES
                          Interim Condensed Consolidated Statements of Income
                                             (Unaudited)
                      (In thousands of dollars, except share and per share data)
                                                                    Three Months Ended                   Nine Months Ended
                                                                       September 30,                       September 30,
                                                                  ----------------------              ---------------------
                                                                  1996              1995              1996             1995
                                                                  ----              ----              ----             ----
Interest income:
     Loans                                                       $4,378            $4,397           $12,871           $12,441
     Investment securities:
         Taxable                                                  1,436             1,227             4,292             3,707
         Exempt from Federal income taxes                           157               158               468               484
     Interest-bearing due from banks                                 11                14                50                62
     Funds sold                                                      59               122               358               397
                                                                 ------            ------           -------           -------

         Total interest income                                    6,041             5,918            18,039            17,091
                                                                 ------            ------           -------           -------

Interest expense:
     Deposits                                                     2,702             2,712             8,307             7,548
     Short-term borrowings                                           70                80               103               144
     Notes payable                                                   90                92               270               259
                                                                 ------            ------           -------           -------

         Total interest expense                                   2,862             2,884             8,680             7,951
                                                                 ------            ------           -------           -------

         Net interest income                                      3,179             3,034             9,359             9,140
Provision for possible loan losses                                   69               907               435             1,381
                                                                 ------            ------           -------           -------

         Net interest income after provision
            for possible loan losses                              3,110             2,127             8,924             7,759
                                                                 ------            ------           -------           -------

Noninterest income:
     Service charges on deposit accounts                            256               268               793               787
     Securities gains (losses), net                                   2               (55)              (31)              (54)
     Other noninterest income                                       109                87               286               297
                                                                 ------            ------           -------           -------

         Total noninterest income                                   367               300             1,048             1,030
                                                                 ------            ------           -------           -------

Noninterest expense:
     Salaries and employee benefits                               1,315             1,187             3,830             3,557
     Occupancy                                                      217               184               571               510
     Equipment                                                      256               204               721               573
     FDIC and state assessment                                       27              (144)               80               223
     Legal and professional                                         219               154               402               406
     Other noninterest expense                                      437               661             1,543             1,764
                                                                 ------            ------           -------           -------

         Total noninterest expense                                2,471             2,246             7,147             7,033
                                                                 ------            ------           -------           -------

         Income before applicable income taxes                    1,006               181             2,825             1,756
Applicable income taxes                                             331                12               987               480
                                                                 ------            ------           -------           -------

         Net income                                              $  675            $  169           $ 1,838           $ 1,276
                                                                 ======            ======           =======           =======

Net income per share (based on average
     shares outstanding of 684,377)                              $ 0.99            $ 0.24           $  2.69           $  1.86
                                                                 ======            ======           =======           =======

See accompanying notes to interim condensed consolidated financial statements.

                                   FINANCIAL BANCSHARES, INC. AND SUBSIDIARIES

                              Interim Condensed Consolidated Statements of Cash Flows

                                                   (Unaudited)
                                           (In thousands of dollars)
                                                                                             Nine Months Ended
                                                                                               September 30,
                                                                                     ---------------------------------
                                                                                     1996                         1995
                                                                                     ----                         ----
Cash flows from operating activities:
     Net income                                                                   $  1,838                      $  1,276
     Adjustments to reconcile net income to net cash
         provided by operating activities:
            Depreciation and amortization                                            1,037                           603
            Provision for possible loan losses                                         435                         1,381
            Increase in accrued interest receivable                                 (1,015)                       (1,070)
            Other, net                                                                  62                           516
                                                                                  --------                      --------
               Net cash provided by operating activities                             2,357                         2,706
                                                                                  --------                      --------
Cash flows from investing activities:
     Net decrease in interest-bearing due from banks                                   827                           606
     Maturities, calls and principal payments:
         Available-for-sale debt securities                                         22,213                        14,873
         Held-to-maturity debt securities                                            ---                           2,422
     Sales of available-for-sale debt securities                                    12,660                         8,569
     Purchase of:
         Available-for-sale debt securities                                        (35,569)                      (22,233)
         Held-to-maturity debt securities                                            ---                          (1,933)
     Net increase in loans                                                            (679)                       (8,577)
     Purchases of premises, furniture and equipment, net                            (1,143)                       (1,061)
     Sale of other real estate and repossessed property                                627                           337
                                                                                  --------                      --------
               Net cash used in investing activities                                (1,064)                       (6,997)
                                                                                  --------                      --------
Cash flows from financing activities:
     Net increase (decrease) in deposits                                              (454)                        9,827
     Net increase (decrease) in short-term borrowings                                1,058                          (501)
     Payments on notes payable                                                        (225)                         ---
     Dividends paid                                                                   (428)                         (428)
                                                                                  --------                      --------
               Net cash provided by (used in) financing activities                     (49)                        8,898
                                                                                  --------                      --------

Net increase in cash and cash equivalents                                            1,244                         4,607
Cash and cash equivalents at beginning of period                                    22,694                        15,912
                                                                                  --------                      --------
Cash and cash equivalents at end of period                                        $ 23,938                      $ 20,519
                                                                                  ========                      ========

Supplemental information:
     Interest paid                                                                $  8,782                      $  7,568
                                                                                  ========                      ========
     Income taxes paid                                                            $    952                      $    182
                                                                                  ========                      ========
     Noncash transactions:
         Transfer to other real estate in settlement of loans                     $     94                      $    710
                                                                                  ========                      ========

See accompanying notes to interim condensed consolidated financial statements.

                  FINANCIAL BANCSHARES, INC. AND SUBSIDIARIES

          Notes to Interim Condensed Consolidated Financial Statements
                         September 30, 1996 and 1995
                                (Unaudited)

(1)   Basis of Presentation
      ---------------------

      The interim condensed consolidated financial statements as of September 30, 1996 and for the three and nine month periods ended September 30, 1996 and 1995 reflect all adjustments consisting of normal recurring accruals and elimination of significant intercompany transactions, which in the opinion of management, are necessary for the fair presentation of the results of operations for the interim periods presented. Such condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulations S-X of the Securities and Exchange Commission. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

(2)   Pending Merger
      --------------

      On June 27, 1996, the Company announced an agreement to merge with Union Planters Corporation, a Memphis, Tennessee-based banking organization, in which 100% of the common shares of the Company will be exchanged for 1,231,000 shares of Union Planters Corporation common stock. The merger, which received regulatory approval on October 16, 1996 and shareholder approval on October 23, 1996, is expected to be completed in the fourth quarter of 1996.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is intended to provide a review of significant factors affecting the financial condition and results of operations of Financial Bancshares, Inc. and its subsidiaries (the Company or FBI) for the three and nine months ended September 30, 1996 and 1995. This discussion should be read in conjunction with the Company's interim condensed consolidated financial statements and the notes thereto.

Overview

Financial Bancshares, Inc. (the Company) provides a full range of banking services to individual and corporate customers through its five majority-owned subsidiary banks located in eastern and southeastern Missouri.

Net income for the first nine months of 1996 was $1,838,000, which represents a 44.04% increase over the net income of $1,276,000 earned during the first nine months of 1995. Earnings per common share for the first nine months of 1996 was $2.69, compared with $1.86 for the first nine months of 1995. For the three months ended September 30, 1996, the Company earned $675,000, or 99 cents per common share, which represented a 299.41% increase over the third quarter 1995 amounts of $169,000 and 24 cents per common share, respectively. These increases in net income and per share income result primarily from the reduction in the level of problem loans at the Company's St. Louis banking subsidiary, which has led to a reduced level in the provision for possible loan losses in 1996, as compared with the corresponding periods in 1995. Additionally, the Company experienced increases in its consolidated tax equivalent net interest income in 1996 of $145,000 for the third quarter and $211,000 for the first nine months, as compared with similar periods in 1995. These increases are a result of the increased levels of average interest-earning assets over average interest-bearing liabilities for the first nine months of 1996 versus the first nine months in 1995. The excess of average interest-earning assets over average interest-bearing liabilities amounted to $42,668,000 and $40,503,000 for the first nine months of 1996 and 1995, respectively. A third primary factor in the Company's increased earnings in 1996 is the significant reduction in FDIC assessment charges levied against the banking industry. Effective in the third quarter of 1995, the FDIC dramatically reduced its assessments levied on banks, making the adjustment retroactive to June 30, 1995. Accordingly, such fees have been dramatically reduced in 1996 for the nine months ended September 30, 1996.

Table 1 summarizes the Company's statement of operations and the change in each category for the periods presented.

TABLE 1 - Comparative Statement of Operations
(in thousands of dollars)
                                             Three Months Ended September 30,                Nine Months Ended September 30,
                                       -------------------------------------------    --------------------------------------------
                                                                     Change                                         Change
                                                               -------------------                            --------------------
                                       1996        1995        Amount      Percent    1996        1995        Amount       Percent
                                       ----        ----        ------      -------    ----        ----        ------       -------
Total interest income
  (fully tax equivalent)              $6,122      $5,999       $ 123        2.05%    $18,280     $17,340      $  940         5.42%
Total interest expense                 2,862       2,884         (22)      (0.76)      8,680       7,951         729         9.17
                                      ------      ------       -----                 -------     -------      ------
      Net interest income              3,260       3,115         145        4.65       9,600       9,389         211         2.25
Provision for possible loan losses        69         907        (838)     (92.39)        435       1,381        (946)      (68.50)
Noninterest income:
  Service charges on deposits            256         268         (12)      (4.48)        793         787           6         0.76
  Other noninterest income               109          87          22       25.29         286         297         (11)       (3.70)
                                      ------      ------       -----                 -------     -------      ------
                                         365         355          10        2.82       1,079       1,084          (5)       (0.46)
  Securities gains (losses), net           2         (55)         57      103.64         (31)        (54)         23        42.59
                                      ------      ------       -----                 -------     -------      ------
      Total noninterest income           367         300          67       22.33       1,048       1,030          18         1.75
                                      ------      ------       -----                 -------     -------      ------
Noninterest expense:
  Salaries and employee benefits       1,315       1,187         128       10.78       3,830       3,557         273         7.68
  Occupancy and equipment expense        473         388          85       21.91       1,292       1,083         209        19.30
  FDIC and state assessment               27        (144)        171      118.75          80         223        (143)      (64.13)
  Legal & professional                   219         154          65       42.21         402         406          (4)       (0.99)
  Other noninterest expense              437         661        (224)     (33.89)      1,543       1,764        (221)      (12.53)
                                      ------      ------       -----                 -------     -------      ------
      Total noninterest expense        2,471       2,246         225       10.02       7,147       7,033         114         1.62
                                      ------      ------       -----                 -------     -------      ------
      Income before income taxes       1,087         262         825      314.89       3,066       2,005       1,061        52.92
Tax equivalent adjustment                (81)        (81)       ---         ---         (241)       (249)          8         3.21
Income tax expense                       331          12         319    2,658.33         987         480         507       105.63
                                      ------      ------       -----                 -------     -------      ------
         Net income                   $  675      $  169       $ 506      299.41     $ 1,838     $ 1,276      $  562        44.04
                                      ======      ======       =====    ========     =======     =======      ======       ======

Nonperforming assets decreased 56.07% to $969,000 at September 30, 1996 from $2,206,000 at December 31, 1995. The ratio of nonperforming loans to net outstanding loans decreased to 0.33% at September 30, 1996 from 0.72% at December 31, 1995. The ratio of the reserve for possible loan losses to nonperforming loans increased to 697.45% at September 30, 1996 from 309.06% at December 31, 1995, primarily due to lower levels of nonperforming loans, coupled with a higher reserve balance at September 30, 1996.

Results of Operations

The following paragraphs discuss more fully significant changes and trends as they relate to the Company's consolidated results of operations during the three and nine-months periods ended September 30, 1996 and 1995.

Net Interest Income

Net interest income on a tax equivalent basis increased $145,000 and $211,000 for the three and nine months ended September 30, 1996, respectively, when compared with the corresponding periods for 1995. These increases in net interest income occurred despite an overall reduction in the Company's net interest margin. For the nine months ended September 30, 1996, the Company's net interest margin declined to 4.24% from the 4.39% margin for the first nine months of 1995. Please refer to Table 2 below for a breakdown of the individual components of the net interest margin for the first nine months of 1996 and 1995.

Average total loans increased $6,724,000 for the first nine months of 1996 when compared with the first nine months of 1995. This loan increase resulted from strong loan demand from agricultural borrowers in the Company's southeastern Missouri banks. The average rate earned on these loans decreased slightly in 1996, from 9.07% for the first nine months of 1995 to 9.05% for the first nine months of 1996. To fund this loan growth, however, the Company has had to increase its deposit rates to obtain the necessary funding, primarily in the higher-rate time deposit category. Average time deposits of $100,000 or more and other time deposits increased $4,559,000 and $12,443,000, respectively, for the first nine months in 1996, when compared with the first nine months of 1995; however, much of this increase occurred prior to year-end 1995. When comparing deposit balances at September 30, 1996 with balances at December 31, 1995, total deposits actually declined a total of $454,000. Transaction-type deposits, i.e., noninterest-bearing demand, NOW and money market deposit accounts declined $4,183,000 during this period while time deposits of $100,000 or more increased $1,141,000 and savings and other time deposits increased approximately $2,588,000 during the nine months ended September 30, 1996.
To obtain this deposit growth, primarily in the very competitive market of southeastern Missouri, the Company has had to competitively price such deposits. One of the Company's southeastern Missouri banking subsidiaries offered a promotion on "jumbo" time deposits at an attractive promotional rate in March 1995. The renewal rates on these deposits, many of which have renewed, are at a lower market rate. The average rates paid on time deposits of $100,000 or more increased during the first nine months of 1996 to 5.54% from the 5.41% paid during the first nine months of 1995. The average rates paid for other time deposits during the first nine months of 1996 increased to 5.47% from the 5.33% paid during the first nine months of 1995.

The excess deposit funds obtained during the last three months of 1995 were primarily invested in the Company's investment portfolio. The average investment portfolio (on an amortized cost basis) increased $10,192,000 for the first nine months of 1996, when compared with the first nine months of 1995; however, the overall rate obtained on such investments remained relatively flat in the volatile bond market which has existed thusfar in 1996. The average tax equivalent yield earned on the investment portfolio for the first nine months of 1996 was 6.53%, compared with a yield earned for the same period of 1995 of 6.44%. The average investment portfolio (on an amortized cost basis) actually remained relatively flat for the first nine months of 1996.

The following Table 2 shows the condensed average balance sheets for the nine month periods ended September 30, 1996 and 1995, the average yield on each category of interest-earning assets and the average rate paid on each category of interest-bearing liabilities for each of the periods presented.

 TABLE 2 -  Distribution of Assets, Liabilities and Stockholders' Equity,
            Interest Rates and Interest Differential
                                                                          Nine Months Ended September 30, 1996
                                                                          ------------------------------------
                                                                                        Interest                  Average
                                                                Average                 income/                    yield/
                                                                balance                 expense                    rate
                                                                -------                 -------                    ----
                                                                                 (dollars in thousands)
Assets:
  Interest-earning assets:
      Net loans<F1><F3>                                         $190,141                 $12,871                    9.05%
      Investments in debt securities (at amortized cost):
         Taxable                                                  91,870                   4,292                    6.25
         Exempt from Federal income taxes<F2>                     10,476                     709                    9.05
      Interest-bearing deposits in banks                             890                      50                    7.51
      Funds sold                                                   9,103                     358                    5.26
                                                                --------                 -------                    ----
             Total interest-earning assets                       302,480                  18,280                    8.08
                                                                                         -------
  Noninterest-earning assets:
      Cash and due from banks                                     10,137
      Premises and equipment, net                                  9,519
      Reserve for possible loan losses                            (4,373)
      Other assets                                                 7,108
      Market valuation on available-for-sale debt securities         (86)
                                                                --------
             Total assets                                       $324,785
                                                                ========

Liabilities:
  Interest-bearing liabilities:
      Interest-bearing deposits:
         NOW and money market demand accounts                     70,855                   1,387                    2.62
         Savings                                                  25,496                     476                    2.50
         Time deposits $100,000 and over                          35,649                   1,478                    5.54
         Other time deposits                                     121,439                   4,966                    5.47
      Federal funds purchased                                        338                      12                    4.75
      Notes payable                                                3,944                     270                    9.15
      Other short-term borrowings                                  2,091                      91                    5.82
                                                                --------                 -------
             Total interest-bearing liabilities                  259,812                   8,680                    4.47
                                                                                         -------                    ====
      Noninterest-bearing deposits                                38,665
      Other liabilities                                            2,511
                                                                --------
             Total liabilities                                   300,988
      Stockholders' equity                                        23,797
                                                                --------
             Total liabilities and stockholders' equity         $324,785
                                                                ========

Net interest income/net yield on earnings assets                                         $ 9,600                    4.24%
                                                                                         =======                    ====
                                                                                                                (Continued)



                                                                          Nine Months Ended September 30, 1996
                                                                          ------------------------------------
                                                                                        Interest                  Average
                                                                Average                 income/                    yield/
                                                                balance                 expense                    rate
                                                                -------                 -------                    ----
                                                                                 (dollars in thousands)
Assets:
  Interest-earning assets:
      Net loans<F1><F3>                                         $183,417                 $12,441                    9.07%
      Investments in debt securities (at amortized cost):
         Taxable                                                  81,757                   3,707                    6.06
         Exempt from Federal income taxes<F2>                     10,397                     733                    9.43
      Interest-bearing deposits in banks                           1,334                      62                    6.21
      Federal funds sold                                           9,296                     397                    5.71
                                                                --------                 -------
             Total interest-earning assets                       286,201                  17,340                    8.10
                                                                                         -------
  Noninterest-earning assets:
      Cash and due from banks                                     10,842
      Premises and equipment, net                                  8,613
      Reserve for possible loan losses                            (3,896)
      Other assets                                                 6,577
      Market valuation on available-for-sale debt securities      (1,215)
                                                                --------
             Total assets                                       $307,122
                                                                ========
Liabilities:
  Interest-bearing liabilities:
      Interest-bearing deposits:
               NOW and money market demand accounts               70,768                   1,426                    2.69
               Savings                                            27,124                     521                    2.57
               Time deposits $100,000 and over                    31,090                   1,259                    5.41
               Other time deposits                               108,996                   4,342                    5.33
      Federal funds purchased                                        512                      24                    6.27
      Notes payable                                                4,019                     259                    8.62
      Other short-term borrowings                                  3,189                     120                    5.03
                                                                --------                 -------
                   Total interest-bearing liabilities            245,698                   7,951                    4.33
                                                                                         -------                    ====
  Noninterest-bearing deposits                                    37,263
      Other liabilities                                            2,192
                                                                --------
             Total liabilities                                   285,153
      Stockholders' equity                                        21,969
                                                                --------
             Total liabilities and stockholders' equity         $307,122
                                                                ========

Net interest income/net yield on earnings assets                                         $ 9,389                    4.39%
                                                                                         =======                    ====

Notes:

<F1>  Average balances include nonaccrual loans.  The recognition of interest income is discontinued when, in management's judgment, the interest will not be collectible in the normal course of business. Subsequent payments received on such loans are applied to principal if any doubt exists as to the collectibility of principal; otherwise, such receipts are recorded as interest income. Loans are returned to accrual status when management believes full collectibility of the principal and interest is expected.

<F2>  Interest yields are presented on a tax-equivalent basis.  Nontaxable income has been adjusted upward by the amount of Federal income tax that would have been paid if the income had been taxable at a rate of 34%, adjusted downward by the disallowance of the interest cost on any nontaxable securities.

<F3>  Interest income includes loan fees, which are immaterial to the total amount of loan income.

Through the Company's asset/liability management procedures, interest rate sensitivity is closely monitored. Following is Table 3 which reflects the Company's interest rate gap (rate sensitive assets minus rate sensitive liabilities) analysis at September 30, 1996, individually and cumulatively through various time horizons.

TABLE 3 - Interest Rate Gap Analysis
                                                                           Remaining Maturity if Fixed Rate;
                                                                Earliest Possible Repricing Interval if Floating Rate
                                                       ------------------------------------------------------------------
                                                         Three        Over three     Over one
                                                       months or      months to      year to        Over five
                                                         less       twelve months   five years        years         Total
                                                         ----       -------------   ----------        -----         -----
Interest-Earning Assets
Loans                                                  $ 69,245       $ 43,800       $ 65,514        $ 8,714       $187,273
Investments in debt securities
   (at fair value)                                       18,259          2,470         23,692         57,265        101,686
Funds sold                                                9,990          --             --             --             9,990
Interest-bearing deposits in banks                        --             --               567          --               567
                                                       --------       --------       --------        -------       --------
        Total earning assets                             97,494         46,270         89,773         65,979        299,516
                                                       --------       --------       --------        -------       --------

Interest-Bearing Liabilities

NOW and money market demand accounts                     70,629          --             --             --            70,629
Savings                                                  25,004          --             --             --            25,004
Time deposits of $100,000 or more                        19,674          9,975          5,554            718         35,921
Other time deposits                                      30,921         66,007         23,827          --           120,755
Short-term borrowings                                     2,308          --             --             --             2,308
Note payable                                              3,794          --             --             --             3,794
                                                       --------       --------       --------        -------       --------
        Total interest-bearing liabilities              152,330         75,982         29,381            718        258,411
                                                       --------       --------       --------        -------       --------

Gap analysis:
   Interest-sensitivity gap                            $(54,836)      $(29,712)      $ 60,392        $65,261       $ 41,105
                                                       ========       ========       ========        =======       ========

   Cumulative interest-sensitivity gap                 $(54,836)      $(84,548)      $(24,156)       $41,105       $ 41,105
                                                       ========       ========       ========        =======       ========

Ratio of interest-sensitive
   assets to interest-sensitive liabilities                .64x           .61x          3.06x         91.89x          1.16x
                                                       ========       ========       ========        =======       ========

Cumulative ratio of interest-sensitive
   assets to interest-sensitive liabilities                .64x           .63x           .91x          1.16x          1.16x
                                                       ========       ========       ========        =======       ========

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

Provision for Possible Loan Losses

The provision for possible loan losses decreased $838,000 and $946,000 for the three and nine months ended September 30, 1996, respectively, when compared with the same periods for 1995. The decrease in the provision for possible loan losses resulted from a reduced level of net charge-offs experienced in 1996, as well as the reduced level of nonperforming loans discussed above. Activity in the reserve for possible loan losses and nonperforming loan data are presented and discussed below under "Asset Quality."

Noninterest Income

Noninterest income, excluding net gains or losses on the sale of securities, remained fairly stable with an increase of $10,000 and a decrease of $5,000 for the three and nine month periods ended September 30, 1996, respectively, when compared with the corresponding periods in 1995. Net gains (losses) on the sale of securities amounted to $2,000 and $(55,000) for the third quarter of 1996 and 1995, respectively, and $(31,000) and $(54,000) for the nine months ended September 30, 1996 and 1995, respectively. In December 1995, the Company took the opportunity provided by the Financial Accounting Standards Board to make a one-time transfer of approximately $24.5 million of held-to-maturity securities to the available-for-sale category, to more effectively manage such assets and react to changes in interest rates. As a result, the Company sold approximately $10 million of securities in the second quarter of 1996 in anticipation of a rising rate environment. The proceeds of such sales were primarily reinvested in debt securities.

Noninterest Expense

Noninterest expense totaled $2,471,000 and $7,147,000 for the three and nine months ended September 30, 1996, respectively, as compared with $2,246,000 and $7,033,000 for the three and nine months ended September 30, 1995, respectively. Salaries and employee benefits increased 10.78% and 7.68% for the three and nine-months ended September 30, 1996, respectively, as compared with the same periods in 1995, primarily as a result of certain management changes at the Company's St. Louis banking subsidiary during the second half of 1995.

Occupancy and equipment expense increased $85,000 and $209,000 for the three and nine months ended September 30, 1996, respectively, when compared with the corresponding periods of 1995. These increases resulted primarily from the completion of the Company's conversion to a new data processing operation (which began in 1995) in May 1996 and the opening of a new facility by the Company's Dexter, Missouri banking subsidiary.

As noted above, the most predominant change in noninterest expense between the corresponding periods of 1996 and 1995 resulted from the FDIC's dramatic reduction of assessments levied against banks in the third quarter of 1995. This action resulted in a $144,000 net reversal of previously recorded expenses in the third quarter of 1995 resulting from FDIC assessment refunds and decreased FDIC and state assessments of $143,000 for the nine months ended September 30, 1996, when compared with the corresponding period of 1995.

Legal and professional expenses for the three months ended September 30, 1996 increased $65,000 over the corresponding period in 1995 primarily as a result of fees paid to advisors and other professionals hired to assist the Company in connection with the proposed merger with Union Planters Corporation. Legal and professional expenses for the nine months ended September 30, 1996 decreased $4,000 over the corresponding period in 1995. The increases attributable the merger-related activities during this period were offset by decreases in legal and collection costs permitted by the continued reduction of the overall level of nonperforming assets.

Other noninterest expenses decreased $224,000 and $221,000 for the three and nine months ended September 30, 1996, respectively, when compared with the corresponding periods in 1995. These decreases are the result of declines in the net expenses related to carrying other real estate and management's overall efforts to control other components of noninterest expense.

Income Tax Expense

Income tax expense increased $319,000 and $507,000 for the three and nine months ended September 30, 1996, respectively, when compared with the corresponding periods in 1995, resulting from a higher level of taxable income. The effective tax rates paid for the three months ended September 30, 1996 and 1995 were 32.90% and 6.63%, respectively; and 34.93% and 27.33%
for the nine-months ended September 30, 1996 and 1995, respectively. The lower effective rates in 1995 resulted from lower state taxes due to nonrecurring credits allowed for state income taxes.

Financial Condition

Selected categories of the Company's consolidated balance sheet at September 30, 1996, as compared with December 31, 1995 follows in Table 4.

TABLE 4 - Selected Comparative Balance Sheet Items
                                                                                               Change
                                                     September 30,  December 31,      ------------------------
                                                        1996           1995           Amount           Percent
                                                     ------------   ------------      ------           -------
                                                       (in thousands of dollars)
Total assets                                           $326,973       $325,923        $ 1,050           0.32%
Loans, net of unearned discount                         187,273        187,064            209           0.11
Investments in available-for-sale debt securities
   (at fair value)                                      101,686        102,565           (879)         (0.86)
Deposits:
   Noninterest-bearing                                   41,687         42,735         (1,048)         (2.45)
   NOW and money market deposit accounts                 70,628         73,763         (3,135)         (4.25)
   Savings accounts                                      25,004         25,579           (575)         (2.25)
   Time deposits of $100,000 or more                     35,922         34,781          1,141           3.28
   Other time deposits                                  120,755        117,592          3,163           2.69
                                                       --------       --------        -------          -----
        Total deposits                                  293,996        294,450           (454)         (0.15)
Short-term borrowings                                     2,308          1,250          1,058          84.64
Note payable                                              3,794          4,019           (225)         (5.60)
Stockholders' equity                                     24,236         23,663            573           2.42
                                                       ========       ========        =======          =====

Loans

Total loans, net of unearned discount, increased $209,000 or .11% during the first nine months of 1996. The Company's southeastern Missouri banks have experienced strong loan growth in the agricultural sector. This growth has been largely offset, however, by the decline in the loan portfolio of the Company's St. Louis banking subsidiary. At September 30, 1996, the Company had $38,107,000 of agricultural production loans, an increase of $5,875,000 over $32,232,000 of such loans at December 31, 1995. Additionally, the Company's banking subsidiaries had $22,124,000 of loans secured by agricultural real estate at September 30, 1996, representing an $426,000 increase over the December 31, 1995 level of $21,698,000. The Company has made a specific effort to make loans to profitable and financially strong agricultural operations, as those operations become dissatisfied with government-sponsored lending programs, which are consolidating and becoming more centralized. Additionally, the Company's banking subsidiaries have generally experienced substantial paydowns and payoffs of agricultural production loans on an annual basis, when crops are harvested. Such paydowns generally occur in the first quarter of the year.

Investments

Total investments declined $879,000 or .86% from year-end 1995 to the September 30, 1996 balance of $101,686,000. The majority of this decrease however was the result of the significant valuation decline in the bond market in June 1996, due to rising interest rates. As mentioned above, the Company transferred approximately $24.5 million of held-to-maturity securities to the available-for-sale category in the fourth quarter of 1995, resulting in the entire portfolio being included in the available-for-sale category. With such a significant volume of the portfolio in the available-for-sale category, the Company is vulnerable to short-term market fluctuations such as those experienced in June of 1996. The Company's valuation of the available-for-sale security portfolio declined approximately $1.27 million from its level at December 31, 1995.

During the first nine months of 1996, the Company's investment portfolio was decreased by maturities, calls, or principal payments totaling $22,213,000 and sales of $12,660,000, with reinvestment of $35,569,000 in the portfolio. Company management continues to monitor the portfolio for valuation risk resulting from changes in interest rates and will react accordingly to shifts in longer-term interest rates. Ultimately, however, the Company attempts to match its longer-term asset/liability maturity mix using the investment portfolio.

Deposits

Overall, the Company's deposits decreased $454,000 or 0.15% from year-end 1995 to $293,996,000 at September 30, 1996. The higher than normal year end balance at December 31, 1995 resulted from customers who experienced large amounts of receipts just prior to year-end, particularly public entities and agricultural customers. Accordingly, higher balances were maintained in transaction-type accounts, such as noninterest-bearing checking accounts, NOW and money market demand accounts at December 31, 1995. Time deposit balances at September 30, 1996 remained relatively flat from December 31, 1995 to September 30, 1996, as such balances have grown only $4,304,000 or 2.82% from the December 31, 1995 levels.

Short-Term Borrowings

The slight reduction in deposits for the first nine months of 1996 was partially offset by seasonable short-term borrowings obtained by the Company's banking subsidiaries. Short-term borrowings increased $1,058,000 during the first nine months of 1996. Certain of the Company's banking subsidiaries take advantage annually of the Federal Reserve Bank's discount window loans offered for financing agricultural-related activities. Certain of the Company's banking subsidiaries are also members of the Federal Home Loan Bank and obtain short-term financing therefrom as well, which the Company believes is an excellent short-term liquidity source.

Note Payable

During the second quarter of 1996, the Company made a principal payment of $225,000 on its note payable to an unaffiliated financial institution, reducing the outstanding balance on this term note to $3,794,000. The term note matures in 1999.

Stockholders' Equity

The Company's stockholders' equity increased $573,000 or 2.42% for the first nine months of 1996. The increase resulting from earnings, less dividends was offset by the valuation adjustment required for available for sale securities, which decreased stockholders' equity $837,000.

Asset Quality

The credit quality of the Company's loan portfolio continued to improve from year-end 1995 to September 30, 1996, as evidenced by the significant reduction in nonperforming assets, as presented in Table 5:

TABLE 5 - Nonperforming Assets
                                                                                              Change
                                                      September 30,   December 31,     ---------------------
                                                           1996           1995         Amount        Percent
                                                      -------------   ------------     ------        -------
                                                       (in thousands of dollars)
Loans:
   Nonaccrual loans                                      $  379         $1,072       $  (693)        (64.65)%
   Accruing loans past due 90 days or more                  248            274           (26)        ( 9.49)
                                                         ------         ------       -------          -----
      Total nonperforming loans                             627          1,346          (719)        (53.42)
Foreclosed property                                         342            860          (518)        (60.23)
                                                         ------         ------       -------          -----
      Total nonperforming assets                         $  969         $2,206       $(1,237)        (56.07)%
                                                         ======         ======       =======          =====

Nonperforming loans as a percentage
   of net outstanding loans                                0.33%          0.72%
                                                         ======         ======

Nonperforming assets as a percentage
   of net outstanding loans and
   foreclosed property                                     0.52%          1.17%
                                                         ======         ======

Reserve for possible loan losses as a
   percentage of nonperforming loans                     697.45%        309.06%
                                                         ======         ======

The improvement in the Company's level of nonperforming loans during the first nine months of 1996 has occurred without a significant corresponding increase in net charge-offs experienced. The following Table 6 is a summary of activity in the reserve for possible loan losses for the first nine months of 1996:

TABLE 6 - Summary of Activity in Reserve for Possible Loan Losses
      (in thousands of dollars)
Balance in reserve at December 31, 1995                                 $4,160
                                                                        ------
Charge-offs:
   Commercial loans                                                         84
   Real estate loans                                                       256
   Consumer loans                                                          220
                                                                        ------
       Total charge-offs                                                   560
                                                                        ------

Recoveries:
   Commercial loans                                                        196
   Real estate loans                                                        29
   Consumer loans                                                          113
                                                                        ------
       Total recoveries                                                    338
                                                                        ------
       Net charge-offs                                                     222
                                                                        ------

Provision for possible loan losses charged to expense<F1>                  435
                                                                        ------
Balance in reserve at September 30, 1996                                $4,373
                                                                        ======

Net charge-offs to average loans for the nine months
   ended September 30, 1996                                               0.12%
                                                                        ======

Ending reserve to net outstanding loans at September 30, 1996             2.34%
                                                                        ======

<F1>   Determinations of the adequacy of provisions for losses on loans and the overall level of the reserve for possible loan losses are based on analyses of historical loan loss experience in relation to loans outstanding and on estimates of potential losses in the portfolio in light of current and foreseeable economic conditions. These estimates are made as a result of continuing management review of problem loans. Loans are charged-off upon determination of uncollectibility by management. This determination is based on factors such as the borrower's failure to make payments, the borrower's financial condition, the adequacy of underlying collateral, and the strength of any guarantees of insurance claims.

Capital Resources and Liquidity

At September 30, 1996, the Company's ratio of consolidated regulatory equity (total stockholders' equity without the effect of the net unrealized gains (losses) on available-for-sale securities) to adjusted consolidated assets (without the effect of the unrealized gains (losses) on available-for-sale securities) was 7.53%, which represents an increase from the 7.15% level at December 31, 1995. Company management believes its capital position is comfortably above the regulatory minimum and continues to have more than adequate regulatory-required tangible equity capital and risk-based capital on both a consolidated and individual subsidiary level. As of September 30, 1996, the Company's consolidated regulatory capital ratios compared to "Well Capitalized" minimums were as follows:

                                                         Total          Tier 1
                                                      Risk-based      Risk-based      Leverage
                                                         Ratio          Ratio           Ratio
                                                      ----------      ----------      --------
Consolidated, September 30, 1996                         12.87%         11.61%          7.41%

Well Capitalized Minimums                                10.00%          6.00%          5.00%


All of the Company's subsidiary banks are considered "well capitalized" for regulatory purposes at September 30, 1996. Company management continues a policy of attempting to maintain a level of capital it deems adequate in light of current conditions. The Company's dividend policy, in management's opinion, should as its major feature help maintain an adequate level of capital. This is evidenced by the payment of a dividend during the second quarter of 1996 which was exactly the amount per share paid at the same date in the prior year.

At September 30, 1996, there are no significant changes from December 31, 1995, in the amount of available additional dividends from the Company's banking subsidiaries.

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

Part II.  Other Information

Items 1, 2, 3, and 4.


These items have been omitted because their subject matters are not applicable or the answers thereto are in the negative.

Item 5.  Other Information

Registrant held a special meeting of shareholders on October 23, 1996. The only subject of the meeting was to consider and vote on the proposal to approve the Agreement and Plan of Reorganization dated June 27, 1996, along with the Plan of Merger, as amended by the First Amendment to Agreement and Plan of Reorganization and Plan of Merger dated as of September 6, 1996. The proposal was approved by a vote of 587,215 in the affirmative, 2,400 in the negative, and 3,762 abstentions.

Item 6.  Reports on Form 8-K

A report on Form 8-K has been filed on July 11, 1996 regarding the Company's pending merger with Union Planters Corporation.

                                   FINANCIAL BANCSHARES, INC.

Date: November 14, 1996            /s/ Arthur E. S. Schmid
                                   --------------------------------
                                   Arthur E. S. Schmid,
                                   Chairman and
                                   Chief Executive Officer


                                   FINANCIAL BANCSHARES, INC.

Date: November 14, 1996            /s/ Edward J. Vega
                                   --------------------------------
                                   Edward J. Vega,
                                   Senior Vice President and
                                   Chief Financial Officer